Form 10-K
period 2005-12-31
FBR Securitization Trust 2005-1
filed 2006-03-31
CIK 1336347

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-122578-04


        FBR Securitization Trust
        Callable Mortgage-Backed Notes
        Series 2005-1

     (Exact name of registrant as specified in its charter)


  New York                                          N/A
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X



  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.



     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.



                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.



                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 10.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.




                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Chase Home Finance LLC, as Sub-Servicer for JP Morgan Chase Bank, NA f/k/a JP Morgan Chase & Co. <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Chase Home Finance LLC, as Sub-Servicer for JP Morgan Chase Bank, NA f/k/a JP Morgan Chase & Co. <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) JP Morgan Chase Bank, NA, as Servicer f/k/a JP Morgan Chase & Co. <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    FBR Securitization Trust
    Callable Mortgage-Backed Notes
    Series 2005-1
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By: /s/ Sherri Sharps

  By:  Sherri Sharps, Vice President

  Dated: March 30, 2006




  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Sherri Sharps, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of FBR Securitization Trust Callable Mortgage-Backed Notes,
     Series 2005-1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Chase Home Finance LLC as Sub-Servicer, JP Morgan Chase Bank, NA as Named Servicer.


     Date: March 30, 2006

     /s/ Sherri Sharps
     Signature

     Vice President
     Title




  EX-99.1
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000


Report of Independent Auditors


To the Board of Directors and Stockholder of Chase Home Finance LLC:


We have examined management's assertion about Chase Home Finance LLC's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP.


March 13, 2006


(page)


(logo) CHASE


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 13, 2006


As of and for the year ended December 31, 2005, Chase Home Finance LLC (the "Company") has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.


/s/ Kim Greaves
Kim Greaves
Senior Vice President
Chase Home Finance LLC

/s/ Jim Miller
Jim Miller
Senior Vice President
Chase Home Finance LLC

/s/ Scott Powell
Scott Powell
CEO
Chase Home Finance LLC





  EX-99.2
(logo) CHASE


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 13, 2006


As of and for the year ended December 31, 2005, Chase Home Finance LLC (the "Company") has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.


/s/ Kim Greaves
Kim Greaves
Senior Vice President
Chase Home Finance LLC

/s/ Jim Miller
Jim Miller
Senior Vice President
Chase Home Finance LLC

/s/ Scott Powell
Scott Powell
CEO
Chase Home Finance LLC





  EX-99.3
(logo) CHASE


ANNUAL STATEMENT OF COMPLIANCE


Pursuant to the servicing agreement, the undersigned Officer, to the best of his/her knowledge, hereby certifies to the following:

I have reviewed the activities and performance of the Servicer and, during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of the Officer's knowledge, the Servicer has fulfilled all its duties, responsibilities or obligations under these Agreements throughout such year.

a)   All property inspections have been completed.

b)   Compliance relative to Adjustable Rate Mortgages has been met.

c)   Compliance with IRS Foreclosure reporting regulations enacted as IRS
     Section 6060J by the Deficit Reduction Act, regarding Acquired and/or Abandonment property have been completed.

d) All loans serviced in states that have statutes requiring payment of interest on escrow/impound accounts have been completed.

e) That such Officer has confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement are in full force and effect.

f)   Enclosed is a copy of our most recent independent audit statement.


CERTIFIED BY: /s/ Kim Greaves
              Kim Greaves
              Senior Vice President

Date: 3/13/06


CERTIFIED BY: /s/ Jim Miller
              Jim Miller
              Senior Vice President

Date: 3/13/06


(page)


Wells Fargo - 2005 deals

Investor#   Agreement Name                                       Agreement Date

047         FC0105                                               1/15/05
047         FC0205                                               2/15/05
047         FC0305                                               3/15/05
047         FC0405                                               4/15/05
047         FC0505                                               5/15/05
047         FC0605                                               5/15/05
047         FC0705                                               7/27/05
047         FC0805                                               8/27/05
047         FC0905                                               9/20/05
047         FC1005                                               10/20/05
047         FC1105                                               11/25/05
047         FC1205                                               12/19/05
G62         BAF05001                                             2/1/05
G63         CSF05001                                             2/1/05
G65         JPA050S1                                             2/1/05
G69         JPA050A1                                             2/1/05
G70         MAL05001                                             2/1/05
G75         5MASD1                                               3/1/05
G76         CSF05002                                             3/2/05
G80         5GSMP1                                               3/7/05
G84         JPA050A2                                             4/1/05
G85         BAF05002                                             4/1/05
G86         MAL05003                                             4/1/05
G87         CSF05003                                             4/1/05
G92         MST05001                                             4/1/05
G96         MAL05004                                             6/1/05
G97         CSF05004                                             5/1/05
G98         JPA050A3                                             6/2/05
L06         CSF05005                                             6/1/05
L07         BAF05003                                             6/1/05
L09         MSS05001                                             6/1/05
L15         JPA050A4                                             7/1/05
L19         BAF0500E                                             7/1/05
L23         CSF05006                                             7/1/05
L27         JPA050A5                                             8/1/05
L33         MAL05005                                             8/5/05
L37         BAY0500C                                             9/12/05
L38         JPA050S2                                             9/1/05
L41         JPA050A6                                             9/1/05
L42         5MARP2                                               9/1/05
L48         CSF05009                                             10/3/05
L49         JPA050A7                                             10/3/05


(page)


L53          THB05003                                            9/1/05
L55          JPA050A8                                            11/1/05
L56          5MABA1                                              11/1/05
L57          BAY0500D                                            11/1/05
L58          CSF05010                                            11/1/05
L59          MST05002                                            11/1/05
L62          5MSST2                                              1111/05
L65          MAL05006                                            12/1/05
L66          JPL050S1                                            12/1/05
L67          BAF05007                                            12/1/05
L68          CSF05011                                            12/1/05
L72          JPA050S3                                            12/1/05
L74          JPL050A2                                            12/1/05
571          PPS05WC1                                            1/26/05
572          PEOPLES CHOICE 2005-1                               3/28/05
578          FLD0501                                             2/25/05
583          MAB05HE1                                            4/28/05
598          FLD0502                                             7/29/05
599          FBR05001                                            7/29/05
602          HAS05NC1                                            9/13/05
608          FBR05002                                            9/29/05
609          MAB05HE2                                            9/29/05
610          HAS05NC2                                            9/29/05
615          MSI05HE5                                            10/27/0
617          FLD0503                                             11/28/0
621          FBR05004                                            12/5/05
622          FBR05005                                            12/5/05
624          HAS05I01                                            12/21/05
             AEGO5004
             ARM0511
             FS2005-1
             FS2005-2
             FS2005-3
             GS2005-RP1
             MAB05AB1
             MRLT2005-1
             MRLT2005-2
             MSM058SL
             NLC05004
             PRM05005


(page)


Wells Fargo - 2004 and prior deals

Investor#   Agreement Name                                       Agreement Date

18          1997 WL-3
46          FC0704
46          FC0804
46          FC0904
46          FC1004
46          FC1104
46          FC1204
111         1999WL6
168         PRM04-CL1                                            1/1/04
361         01996U
32E         JPMMT 2004-S1                                        1/1/04
32J         JPM2004-S1                                           8/1/04
A37         E94001
A39         J21001
C48         MAST 2004-1                                          9/1/04
C84         2002WL7                                              5/1/02
D92         S44003
F04         MALT2002-1                                           7/30/02
F18         002WLF                                               7/1/02
F04/F20     002WLG                                               8/27/02
F31         2003-WLV                                             7/1/03
F32         2002WLJ
F33         Bayview 2003-D                                       7/1/03
F34         002FX2
F35         Bayview 2003-E                                       7/1/03
F38         002WLM
F46         002WLS
F48         2CRA57
F50         2002WL12
F51         MALT2003-2                                           3/1/03
F52         MALT2003-3                                           6/1/03
F53         MAST2003-5                                           6/1/03
F54         MAST2003-6                                           6/1/03
F55         MAST2003-7                                           7/1/03
F56         MAST2003-8                                           8/1/03
F57         MASTR9
F58         MAST03-10                                            10/1/03
F59         MALT2003-7                                           10/1/03
F60         MALT2003-8                                           11/1/03
F61         MALT2003-9                                           1/2/04
F61         MAST2003-9                                           9/1/03
F62         MAST03-12                                            1/2/04


(page)


F63         DBALT4                                               1/21/04
F64         MALT2004-4                                           2/2/04
F65         MALT2004-2                                           3/1/04
F66         MAST2004-3                                           2/1/04
F67         MALT2004-3                                           4/1/04
F68         Bear Stearns Mortgage Securities Inc Series 1998-1   3/1/04
F68         Bear Stearns Mortgage Securities Inc Series 1998-5   3/1/04
F68         PRM04-CL2                                            4/1/04
F68         SAMI 1998-8                                          3/1/04
F69         MALT2004-4                                           5/3/04
F71         MAST2004-5                                           4/1/04
F73         MALT2004-5                                           6/3/04
F74         002FX5
F75         MAST2004-6                                           6/1/04
F77         MALT2004-6                                           7/5/04
F79         MALT2004-7                                           7/1/04
F81         MAST2004-8                                           7/1/04
F83         MAST2004-9                                           8/1/04
F85         MALT2004-8                                           8/1/04
F89         MALT2004-9                                           8/1/04
F94         GSMPS 2003-1                                         10/1/03
F95         MALT04-10                                            9/1/04
G01         JPM2004-A1                                           1/1/04
G05         JPM2004-A2                                           4/1/04
G06         GS2004-1                                             2/1/04
G10         JPM2004-A3                                           6/1/04
G12         GS2004-3                                             5/1/04
G16         JPM2004-A4                                           7/1/04
G19         CSFB04-4                                             8/2/04
G22         CSFB04-5                                             9/1/04
G23         BAY2004-C                                            9/1/04
G29         CSFB04-6                                             10/1/04
G36         JPM2004-A5                                           10/1/04
G38/J07     CSFB04-7                                             11/1/04
G39         MALT04-11                                            11/1/04
G40/J08     MAST04-10                                            10/1/04
G43         JPM2004-A6                                           12/1/04
G44         CSFB04-8                                             12/1/04
G45         JPM2004-S2                                           11/1/04
G47         MAST04-11                                            11/1/04
G48         MALT04-12                                            11/1/04
G53         BAY2004-D                                            3/1/04
G54         4BAFC4                                               10/1/04
G56         BAFC2004-5                                           10/1/04
G56         4BAFC6
G58         MALT04-13                                            12/1/04


(page)


H71         CSFB 2001-AR24
J08         4MAS10
            Deutsche Mortgage Securities, Inc. 2004-4
            GS2003-3                                             10/1/03
            MAST2004-4
            MAST2004-1
            SAM2000-1
            CMLT04-HE1
            CMLT2004-1
            CSFB04-AR5
            FNMA200233
            FS2003-1
            FS2004-1
            FS2004-2
            FS2004-3
            FS2004-4
            FS2004-5
            GEMLMLM
            HARTX83-A
            JEFFTX84
            MALT2002-2
            MALT2003-5
            MARM2003-1
            MAST2002-7
            MAST2003-2
            MAST2003-3
            MAST2003-4
            MS1997-P1
            MSGF1996-1
            MSST2003-1
            NATIONSBK
            NORWEST-TX
            RMSC89-8
            SASCO02-9
            SMSC92-6
            SMT91-05
            SMT92-01
            SMT93-04
329         SOPAC/ 97-2 / WELLS FARGO TRUST SERVICES
389         AMRES98-2                                            6/22/98
466         Aegis Asset Backed Securities Trust 2003-1           3/27/03
479         FIRST FRANKLIN MORTGAGE LOAN TRUST 2003-FF2          6/26/03
480         First Franklin Mortgage Loan Trust 2003-FFC          6/1/03
483         GS2003-HE2                                           9/8/03
488         First Franklin Mortgage Loan Trust 2003-FF4          9/1/03
489         Aegis Asset Backed Securities Trust 2003-2           10/8/03


(page)


497         FIELDSTONE MORTGAGE INVESTMENT CORP 2003-1           10/23/03
501         GS2003-AHL                                           10/29/03
502         Aegis Asset Backed Securities Trust 2003-3           11/18/03
510         Aegis Asset Backed Securities Trust 2004-1           1/23/04
511         Fieldstone Mortgage Investment Trust 2004-1          1/30/04
514         FIRST FRANKLIN MORTGAGE LOAN TRUST 2004-FFA          2/1/04
520         Fieldstone Mortgage Investment Trust 2004-2          4/20/04
524         FIRST FRANKLIN MORTGAGE LOAN TRUST 2004-FF3          5/1/04
528         Aegis Asset Backed Securities Trust 2004-3           6/21/04
532         Fieldstone Mortgage Investment Trust 2004-3          6/21/04
537         SAIL2004-7                                           7/27/04
542         Aegis Asset Backed Securities Trust 2004-4           8/26/04
544         FFMLT 2004-FF7                                       8/1/04
547         MS2004-5AR                                           9/23/04
548         MS2004-6AR                                           9/23/04
549         MS2004-7AR                                           9/23/04
555         MABS04HE1                                            10/1/04
556         MS2004-8AR                                           9/30/04
558         Fieldstone Mortgage Investment Trust 2004-4          9/30/04
562         PEOPLES CHOICE 2004-2                                11/23/04
566         Fieldstone Mortgage Investment Trust 2004-5          11/23/04
            BSALTA2003-4
            BSRT2001-4
            CMLT2003-1                                           9/1/98
            DALT03-4XS                                           11/1/03





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            7,830,410.17         71,073,489.64                 0.00             466,846,510.36
   A-2                            8,663,113.81         78,395,325.10                 0.00             513,974,674.90
   OWNER                         17,233,771.44                  0.00                 0.00           1,014,579,038.87
   SERVFEE                        1,329,602.16                  0.00                 0.00           1,014,579,038.87